Form 10-K
period 1999-12-31
STAR RECEIVABLES FUNDING INC
filed 2000-03-30
CIK 1103347

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999 Commission file number: 0-17270

                          JCP MASTER CREDIT CARD TRUST
                          ----------------------------
                          (Issuer of the Certificates)

                         STAR RECEIVABLES FUNDING, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                        74-2932856
     ------------------------------        ----------------
        (State of incorporation)        (I.R.S. Employer ID No.)

1600 Summer Street, Stamford, CT            06927
-------------------------------------------------
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 203-357-4416

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each Class
                               -------------------

                    8.95% Asset Backed Certificates, Series B
                   9.625% Asset Backed Certificates, Series C
                5.50% Class A Asset Backed Certificates, Series E

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant has no voting or non-voting common equity held by non-affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

47660.1671

This Annual Report on Form 10-K for JCP Master Credit Card Trust is filed in reliance upon certain no-action letters issued by the Office of the Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission relating to similar trusts stating that the Commission will not object if such trusts file reports pursuant to Section 13 and 15(d) of the Securities and Exchange Act of 1934 in the manner described in such letters. Accordingly, certain items herein which do not require a response shall be designated "Not Applicable."


                                     PART I

1.        Business.
          ---------

          Not applicable.

2.        Properties.
          -----------

          Not applicable.

3.        Legal Proceedings.
          ------------------

          None.

4.        Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          In the last quarter of 1999, JCP Receivables, Inc. ("JCPR") mailed out solicitation statements to the holders of the 8.95% Asset Backed Certificates - Series B (the "Series B Certificates") and the 9.625% Asset Backed Certificates - Series C (the "Series C Certificates") in connection with the solicitation of consents for a proposed amendment to the Master Pooling and Servicing Agreement dated as of September 5, 1988, as amended by Amendment No. 1 dated as of October 15, 1997, and as supplemented by the Series A, Series B, Series C, Series D and Series E Supplements thereto (as so amended and supplemented, the "Pooling and Servicing Agreement"), by and among JCP Receivables, Inc., J. C. Penney Company, Inc. ("JCPenney"), as Servicer and The Fuji Bank and Trust Company (the "Trustee"), General Electric Capital Corporation (as the successor and assign of JCPenney pursuant to the Assignment and Assumption Agreement dated as of December 6, 1999). Amendment No. 2 to Pooling and Servicing Agreement was executed and delivered effective October 15, 1999.

                                     PART II

5.        Market for Registrant's Common Equity and Related Stockholder Matters.
          ----------------------------------------------------------------------

          There is currently no established public trading market for the Series B Certificates, the Series C Certificates, the 5.50% Asset Backed Certificates - Series E (the "Series E, Class A Certificates," collectively with the Series B Certificates and the Series C Certificates, the "Certificates"), the Series E, Class B Investor Interest and the Series E, Class C Investor Interest (together, the "Series E Uncertificated Interests"), issued by JCP Master Credit Card

         Trust ("Trust"). As of the date hereof, there was one Certificateholder of record for each of Series B, Series C and Series E. As of December 31, 1999, JCPenney, which indirectly wholly owns JCPR, had purchased in the open market $430,690,000 of the Series B Certificates and the Series C Certificates. As of December 31, 1999, $266,668,148 is still outstanding. As of December 6, 1999, Star Receivables Funding, Inc. ("Star") had assumed the entire Series E Uncertificated Interests from JCPR. As of December 6, 1999, Star had acquired, from JCPR, the Exchangeable Certificate issued by the Trust and evidencing the interest in the Trust not represented by the Certificates. As of February 29, 2000, the Exchangeable Certificate represented principal receivables aggregating approximately $612,596,606 or 42.24% of the principal receivables held by the Trust.

6.         Selected Financial Data.

           Not applicable.

7.         Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ----------------------

           Not applicable.

7A.        Quantitative and Qualitative Disclosures About Market Risk.
           -----------------------------------------------------------

           Not applicable.

8.         Financial Statements and Supplementary Data.
           --------------------------------------------

           Not applicable.

9.         Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure.
           --------------------

           None.


                                    PART III

10.        Directors and Executive Officers of the Registrant.
           ---------------------------------------------------

           Not applicable.

11.        Executive Compensation.

           Not applicable.

12.        Security Ownership of Certain Beneficial Owners and Management.
           ---------------------------------------------------------------

           (a)        Security ownership of certain beneficial owners.
                      ------------------------------------------------

                      The registrant has no knowledge as to beneficial ownership of more than 5% of its voting securities held by non-affiliates.

           (b)        Security ownership of management.
                      ---------------------------------

                      Not applicable.

           (c)        Changes in control.
                      -------------------

                      Not applicable.

13.        Certain Relationships and Related Transactions.
           -----------------------------------------------

           None, except that information concerning the compensation paid to Star and General Electric Capital Corporation by the Trust is contained in Exhibits 99.1(a), 99.1(b) and 99.1(c) hereto, which is incorporated herein by reference.


                                     PART IV

14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
           -----------------------------------------------------------------

           (a)        The following documents are filed as part of this Report:

                      3.         Exhibits:
                                 ---------

                                 99.1       (a) Annual Certificateholders'
                                            Statement for the year ended
                                            December 31, 1999 - Series B.

                                 99.1       (b) Annual Certificateholders'
                                            Statement for the year ended
                                            December 31, 1999 - Series C.

                                 99.1       (c) Annual Certificateholders'
                                            Statement for the year ended
                                            December 31, 1999 - Series E (Class
                                            A).


                                 99.2       Examination Report of Independent
                                            Certified Public Accountants on the
                                            Monthly Servicer's Certificates. The
                                            Monthly Servicer's Certificates
                                            referred to therein are not attached
                                            to the Examination Report but will
                                            be made available upon request.

           (b)        Reports on Form 8-K filed with respect to fiscal 1999.
                      ------------------------------------------------------


                      Form 8-K dated February 16, 1999.

                      Form 8-K dated March 15, 1999.

                      Form 8-K dated April 15, 1999.

                      Form 8-K dated May 17, 1999.

                      Form 8-K dated June 15, 1999.

                      Form 8-K dated July 15, 1999.

                      Form 8-K dated August 16, 1999.

                      Form 8-K dated September 15, 1999.

                      Form 8-K dated October 15, 1999.

                      Form 8-K dated November 15, 1999.

                      Form 8-K dated December 15, 1999.

                      Form 8-K dated January 18, 2000.


                      In each of such filings, Monthly Certificateholders' Statements for Series B, C, and E were reported.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STAR RECEIVABLES FUNDING, INC.,
                                  on behalf of
                                  JCP Master Credit Card Trust,




Dated:  March 31, 2000            By /S/ Rick Davis
                                     ---------------

                                     Rick Davis
                                     Vice President and
                                     Assistance Secretary

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                       Date
---------                          -----                       ----

/S/Richard A. Wacker
--------------------
Richard A. Wacker              President and              March 31, 2000
                               a Director


/S/Steve A. Poulin
------------------
Steve A. Poulin                Vice President and         March 31, 2000
                               Secretary and a
                               Director

/S/Rick Davis
-------------
Rick Davis                     Vice President and         March 31, 2000
                               Assistant Secretary


/S/Gary Masso
-------------
Gary Masso                     Vice President and         March 31, 2000
                               Assistant Secretary

/S/Laura Dawson
---------------
Laura Dawson                   Vice President and         March 31, 2000
                               Assistant Secretary

                                  EXHIBIT INDEX


Exhibit
  No.                  Exhibit
-------                -------

99.1(a) Annual Certificateholders' Statement for the year ended December 31, 1999 - Series B


99.1(b) Annual Certificateholders' Statement for the year ended December 31, 1999 - Series C


99.1(c) Annual Certificateholders' Statement for the year ended December 31, 1999 - Series E (Class A)


99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates