Form 10-K405
period 2000-12-31
STAR RECEIVABLES FUNDING INC
filed 2001-04-02
CIK 1103347

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

For the fiscal year ended December 31, 2000 Commission file number: [0-17270]

                          JCP MASTER CREDIT CARD TRUST
                          ----------------------------
                          (Issuer of the Certificates)

                         STAR RECEIVABLES FUNDING, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            74-2932856
- --------------------------------------------------------------------------------
     (State of incorporation)               (I.R.S. Employer ID No.)

1600 Summer Street, Stamford, CT            06927
- ---------------------------------------------------
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 203-357-4416
- ------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each Class
                               -------------------

                    8.95% Asset Backed Certificates, Series B
                   9.625% Asset Backed Certificates, Series C
                5.50% Class A Asset Backed Certificates, Series E

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

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

This Annual Report on Form 10-K for JCP Master Credit Card Trust is filed in reliance upon certain no-action letters issued by the Office of the Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission relating to similar trusts stating that the Commission will not object if such trusts file reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934 in the manner described in such letters. Accordingly, certain items herein which do not require a response shall be designated "Not Applicable."

                                     PART I

1.       Business.
         ---------

         Not applicable.

2.       Properties.
         -----------

         Not applicable.

3.       Legal Proceedings.
         ------------------

         None.

4.       Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

                                      None.


                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

         There is currently no established public trading market for the Series B Certificates, the Series C Certificates, the 5.50% Asset Backed Certificates - Series E (the "Series E, Class A Certificates," collectively with the Series B Certificates and the Series C Certificates, the "Certificates"), the Series E, Class B Investor Interest and the Series E, Class C Investor Interest (together, the "Series E Uncertificated Interests"), issued by JCP Master Credit Card Trust ("Trust"). As of the date hereof, there was one Certificateholder of record for each of Series B, Series C and Series E. As of February 28, 2001, the Exchangeable Certificate represented principal receivables aggregating approximately $1,170,589,942 or 59.62% of the principal receivables held by the Trust.

6.       Selected Financial Data.
         ------------------------

         Not applicable.

7.       Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

         Not applicable.

7A.      Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         Not applicable.

8.       Financial Statements and Supplementary Data.
         --------------------------------------------

         Not applicable.

9.       Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.


                                    PART III

10.      Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

         Not applicable.

11.      Executive Compensation.
         -----------------------

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


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a)      The following documents are filed as part of this Report:

                  3.       Exhibits:
                           ---------

                           99.1 (a) Annual Certificateholders' Statement for the
                                    year ended December 31, 2000 - Series B.

                           99.1 (b) Annual Certificateholders' Statement for the
                                    year ended December 31, 2000 - Series C.

                           99.1 (c) Annual Certificateholders' Statement for the
                                    year ended December 31, 2000 - Series E
                                    (Class A).


                           99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates. The Monthly Servicer's Certificates referred to therein are not attached to the Examination Report but will be made available upon request.

         (b)      Reports on Form 8-K filed with respect to fiscal 2000.
                  ------------------------------------------------------


                  Form 8-K dated February [15], 2000.

                  Form 8-K dated March [15], 2000.

                  Form 8-K dated April [17], 2000.

                  Form 8-K dated May [15], 2000.

                  Form 8-K dated June [15], 2000.

                  Form 8-K dated July [17], 2000.

                  Form 8-K dated August [15], 2000.

                  Form 8-K dated September [15], 2000.

                  Form 8-K dated October [16], 2000.

                  Form 8-K dated November [15], 2000.

                  Form 8-K dated December [15], 2000.

                  Form 8-K dated January [16], 2001.


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

                         STAR RECEIVABLES FUNDING, INC.,
                                  on behalf of
                          JCP Master Credit Card Trust,




Dated:  [April 2, 2001]   By /s/ Rick Davis
                            ------------------
                            Rick Davis
                            Vice President and
                            Assistance Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                       Date
- ---------                    -----                       ----

/s/ Richard A. Wacker
- ----------------------
Richard A. Wacker          President and             April 2, 2001
                           a Director

/s/ Rick Davis
- ----------------------
Rick Davis                 Vice President and        April 2, 2001
                           Assistant Secretary

/s/ Gary Masso
- ----------------------
Gary Masso                 Vice President and        April 2, 2001
                           Assistant Secretary

/s/ Laura Dawson
- ----------------------
Laura Dawson               Vice President and        April 2, 2001
                           Assistant Secretary

                                  EXHIBIT INDEX


Exhibit
  No.                  Exhibit
- -------                -------


99.1(a) Annual Certificateholders' Statement for the year ended December 31, 2000 - Series B


99.1(b) Annual Certificateholders' Statement for the year ended December 31, 2000 - Series C


99.1(c) Annual Certificateholders' Statement for the year ended December 31, 2000 - Series E (Class A)


99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates