Form 10-K
period 2001-12-31
STAR RECEIVABLES FUNDING INC
filed 2002-04-04
CIK 1103347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 Commission file number: [0-17270]

                          JCP MASTER CREDIT CARD TRUST
                          ----------------------------
                          (Issuer of the Certificates)

                         STAR RECEIVABLES FUNDING, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            74-2932856
     ------------------------------          -----------------------
     (State of incorporation)               (I.R.S. Employer ID No.)

1600 Summer Street, Stamford, CT            06927
----------------------------------------------------
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 203-357-4416
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act:  None

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

4.       Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

                                      None.


                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

         As of the date hereof, there was one Certificateholder of record for Series E. As of February 28, 2002, the Exchangeable Certificate represented principal receivables aggregating approximately $478,576,005 or 37.65% of the principal receivables held by the Trust.

6.       Selected Financial Data.

         Not applicable.

7.       Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

         Not applicable.

7A.      Quantitative and Qualitative Disclosures About Market Risk.
            --------------------------------------------------------

         Not applicable.

8.       Financial Statements and Supplementary Data.

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

13.      Certain Relationships and Related Transactions.
         -----------------------------------------------

         None, except that information concerning the compensation paid to Star and General Electric Capital Corporation by the Trust is contained in Exhibits 99.1 hereto, which is incorporated herein by reference.


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a)      The following documents are filed as part of this Report:

                  3.       Exhibits:
                           ---------

                           99.1 Annual Certificateholders' Statement for the year ended December 31, 2001 - Series E (Class A).


                           99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates. The Monthly Servicer's Certificates referred to therein are not attached to the Examination Report but will be made available upon request.

         (b)      Reports on Form 8-K filed with respect to fiscal 2001.
                  ------------------------------------------------------


                  Form 8-K dated February [15], 2001.

                  Form 8-K dated March [15], 2001.

                  Form 8-K dated April [16], 2001.

                  Form 8-K dated May [15], 2001.

                  Form 8-K dated June [15], 2001.

                  Form 8-K dated July [16], 2001.

                  Form 8-K dated August [15], 2001.

                  Form 8-K dated September [17], 2001.

                  Form 8-K dated October [15], 2001.

                  Form 8-K dated November [15], 2001.

                  Form 8-K dated December [15], 2001.

                  Form 8-K dated January [15], 2002.


                  In each of such filings, Monthly Certificateholders' Statements for Series E were reported.

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

                                STAR RECEIVABLES FUNDING, INC.,
                                  on behalf of
                            JCP Master Credit Card Trust,




Dated:  [March 29, 2002]           By /s/ Ricky Davis
                                     -------------------
                                     Ricky Davis
                                     Vice President and
                                     Assistance Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                       Date
---------                             -----                       ----

/s/ Glen Messina
-------------------------
Glen Messina                      President and                March 29, 2002
                                  a Director
/s/ Steve A. Poulin
-------------------------
Steve A. Poulin                   Vice President and           March 29, 2002
                                  Director
/s/ Ricky Davis
-------------------------
Ricky Davis                       Vice President and           March 29, 2002
                                  Assistant Secretary
/s/ Gary Masso
-------------------------
Gary Masso                        Vice President and           March 29, 2002
                                  Assistant Secretary
/s/ Laura Dawson
-------------------------
Laura Dawson                      Vice President and           March 29, 2002
                                  Assistant Secretary

                                  EXHIBIT INDEX


Exhibit
  No.                          Exhibit
  ---                          -------

99.1 Annual Certificateholders' Statement for the year ended December 31, 2001 - Series E (Class A)


99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates