Form 10-K/A
period 2001-12-31
STAR RECEIVABLES FUNDING INC
filed 2004-12-08
CIK 1103347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.



                        COMMISSION FILE NUMBER [0-17270]

                          JCP MASTER CREDIT CARD TRUST
                          ----------------------------
                          (Issuer of the Certificates)

                         STAR RECEIVABLES FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              74-2932856
       ---------------------------------     -----------------------------------
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
       of incorporation or organization)


                 1600 SUMMER STREET, STAMFORD, CONNECTICUT 06927
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (203) 357-4416

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                5.50% CLASS A ASSET BACKED CERTIFICATES, SERIES E
                -------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

The registrant has no voting or non-voting common equity held by non-affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

This Annual Report on Form 10-K is filed in reliance upon certain no-action letters issued by the Office of the Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission relating to similar trusts stating that the Commission will not object if such trusts file reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934 in the manner described in such letters. Accordingly, certain items herein which do not require a response shall be designated "Not Applicable."

                         Star Receivables Funding, Inc.
                         2001 Form 10-K/A Annual Report


                                TABLE OF CONTENTS


                                                                                                                               Page


                                     PART I

Item 1.          Business........................................................................................................1

Item 2.          Properties......................................................................................................1

Item 3.          Legal Proceedings...............................................................................................1

Item 4.          Submission of Matters to a Vote of Security Holders.............................................................1



                                     PART II

Item 5.          Market for Registrant's Common Stock, Related Stockholder Matters and Issuer
                 Purchases of Equity Securities..................................................................................1

Item 6.          Selected Financial Data.........................................................................................1

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations...........................1

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk......................................................1

Item 8.          Financial Statements and Supplementary Data.....................................................................1

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............................1



                                    PART III

Item 10.         Directors and Executive Officers of the Registrant..............................................................2

Item 11.         Executive Compensation..........................................................................................2

Item 13.         Certain Relationships and Related Transactions..................................................................2

Item 14.         Principal Accountant Fees and Services..........................................................................2



                                     PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................2



                                EXPLANATORY NOTE

           This Amendment No. 1 to the Annual Report on Form 10-K for Star Receivables Funding, Inc. for the fiscal year ended December 31, 2001 is being filed to amend and restate Item 15(c), Exhibit 99.1 and Exhibits 99.5 to 99.16 as a result of certain calculation and allocation errors that caused certain investor reporting inaccuracies during the fiscal year ended December 31, 2001. Notwithstanding the errors, investor payments were not negatively impacted and investors were paid in full according to their terms on November 17, 2003.

                                     PART I

Item 1.    BUSINESS.
           --------

               Not applicable.

Item 2.    PROPERTIES.
           ----------

               Not applicable.

Item 3.    LEGAL PROCEEDINGS.
           -----------------

               None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

               None.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND
           ---------------------------------------------------------------------
           ISSUER PURCHASES OF EQUITY SECURITIES.
           -------------------------------------

               The Series E (Class A) Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of Cede and Co., the nominee of The Depository Trust Company.

ITem 6.    SELECTED FINANCIAL DATA.
           -----------------------

               Not applicable.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS.
           --------------------------

               Not applicable.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

               Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
           -------------------------------------------

               Not applicable.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE.
           -------------------------

               None.

Item 9A.   CONTROLS AND PROCEDURES.
           -----------------------

               Not applicable.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

               Not applicable.

Item 11.   EXECUTIVE COMPENSATION.
           ----------------------

               Not applicable.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           ------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS.
           ---------------------------

          (a) Securities authorized for issuance under equity compensation plans.

               Not applicable.

          (b)  Security ownership of certain beneficial owners.

               The registrant has no knowledge as to beneficial ownership of more than 5% of its voting securities held by non-affiliates.

          (c)  Security ownership of management.

               Not applicable.

          (d)  Changes in control.

               Not applicable.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

               None.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
           --------------------------------------

               Not applicable.

                                     PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this Form 10-K:

               (1)  Financial statements.

               Not applicable.

               (2)  Financial statement schedules.

               Not applicable.

               (3)  Exhibits.

               The Index of Exhibits is set forth under Item 15(c) below.

          (b)  Reports on Form 8-K.

               (1) Current Report on Form 8-K/A, filed on March 30, 2001, containing the Monthly Certificateholders' Statement for January 2001.

               (2) Current Report on Form 8-K/A, filed on March 30, 2001, containing the Monthly Certificateholders' Statement for February 2001.

               (3) Current Report on Form 8-K, filed on May 3, 2001, containing the Monthly Certificateholders' Statement for March 2001.

               (4) Current Report on Form 8-K, filed on May 18, 2001, containing the Monthly Certificateholders' Statement for April 2001.

               (5) Current Report on Form 8-K, filed on June 13, 2001, containing the Monthly Certificateholders' Statement for May 2001.

               (6) Current Report on Form 8-K, filed on July 17, 2001, containing the Monthly Certificateholders' Statement for June 2001.

               (7) Current Report on Form 8-K, filed on August 28, 2001, containing the Monthly Certificateholders' Statement for July 2001.

               (8) Current Report on Form 8-K, filed on January 14, 2002, containing the Monthly Certificateholders' Statement for August 2001.

               (9) Current Report on Form 8-K, filed on January 14, 2002, containing the Monthly Certificateholders' Statement for September 2001.

               (10) Current Report on Form 8-K, filed on January 14, 2002, containing the Monthly Certificateholders' Statement for October 2001.

               (11) Current Report on Form 8-K, filed on January 14, 2002, containing the Monthly Certificateholders' Statement for November 2001.

               (12) Current Report on Form 8-K, filed on January 23, 2002, containing the Monthly Certificateholders' Statement for December 2001.

               In each of such filings, Monthly Certificateholders' Statements for Series E (Class A) were reported. Each such filing is amended by substituting the amended Monthly Certificateholders' Statement for the relevant month included in Exhibits 99.5 through 99.16 hereto.

          (c)  Exhibits.

       EXHIBIT
       NUMBER                        DESCRIPTION
       ------                        -----------

        99.1 Amended and Restated Annual Certificateholders' Statement for the fiscal year ended December 31, 2001

        99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates

        99.3        Annual Servicer's Officer's Certificate

        99.4        Sarbanes-Oxley Act Section 302 Certification

        99.5 Amended and Restated Monthly Certificateholders' Statement for January 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 30, 2001.

        99.6 Amended and Restated Monthly Certificateholders' Statement for February 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 30, 2001.

        99.7 Amended and Restated Monthly Certificateholders' Statement for March 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated May 3, 2001.

        99.8 Amended and Restated Monthly Certificateholders' Statement for April 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated May 18, 2001.

        99.9 Amended and Restated Monthly Certificateholders' Statement for May 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated June 13, 2001.

        99.10 Amended and Restated Monthly Certificateholders' Statement for June 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated July 17, 2001.

        99.11 Amended and Restated Monthly Certificateholders' Statement for July 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated August 28, 2001.

        99.12 Amended and Restated Monthly Certificateholders' Statement for August 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.13 Amended and Restated Monthly Certificateholders' Statement for September 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.14 Amended and Restated Monthly Certificateholders' Statement for October 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.15 Amended and Restated Monthly Certificateholders' Statement for November 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.16 Amended and Restated Monthly Certificateholders' Statement for December 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 23, 2002.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Electric Capital Corporation, as servicer for JCP Master Credit Card Trust, and on behalf of the registrant, Star Receivables Funding, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     December 7, 2004

                              GENERAL ELECTRIC CAPITAL CORPORATION,

                              As Servicer for JCP Master Credit Card
                              Trust On behalf of Star Receivables Funding, Inc.



                              By:  /s/ Iain J. Mackay
                                   ---------------------------------------------
                                   Iain J. Mackay
                                   Authorized Signatory

      EXHIBIT
       NUMBER                        DESCRIPTION
       ------                        -----------

        99.1 Amended and Restated Annual Certificateholders' Statement for the fiscal year ended December 31, 2001

        99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates

        99.3        Annual Servicer's Officer's Certificate

        99.4        Sarbanes-Oxley Act Section 302 Certification

        99.5 Amended and Restated Monthly Certificateholders' Statement for January 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 30, 2001.

        99.6 Amended and Restated Monthly Certificateholders' Statement for February 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 30, 2001.

        99.7 Amended and Restated Monthly Certificateholders' Statement for March 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated May 3, 2001.

        99.8 Amended and Restated Monthly Certificateholders' Statement for April 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated May 18, 2001.

        99.9 Amended and Restated Monthly Certificateholders' Statement for May 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated June 13, 2001.

        99.10 Amended and Restated Monthly Certificateholders' Statement for June 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated July 17, 2001.

        99.11 Amended and Restated Monthly Certificateholders' Statement for July 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated August 28, 2001.

        99.12 Amended and Restated Monthly Certificateholders' Statement for August 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.13 Amended and Restated Monthly Certificateholders' Statement for September 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.14 Amended and Restated Monthly Certificateholders' Statement for October 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.15 Amended and Restated Monthly Certificateholders' Statement for November 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 14, 2002.

        99.16 Amended and Restated Monthly Certificateholders' Statement for December 2001, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 23, 2002.