Form 10-K
period 2002-12-31
STAR RECEIVABLES FUNDING INC
filed 2004-12-08
CIK 1103347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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


                         STAR RECEIVABLES FUNDING, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              74-2932856
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 1600 SUMMER STREET, STAMFORD, CONNECTICUT 06927
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 357-4416


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuantto Section 12(g) of the Act:

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

                         Star Receivables Funding, Inc.
                          2002 Form 10-K Annual Report


                                TABLE OF CONTENTS

                                                                                                                               Page
                                                                         PART I

Item 1.    Business..............................................................................................................1

Item 2.    Properties............................................................................................................1

Item 3.    Legal Proceedings.....................................................................................................1

Item 4.    Submission of Matters to a Vote of Security Holders...................................................................1



                                                                        PART II

Item 5.    Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities...........1

Item 6.    Selected Financial Data...............................................................................................1

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................................1

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................................................1

Item 8.    Financial Statements and Supplementary Data...........................................................................1

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................................1



                                                                        PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................................2

Item 11.   Executive Compensation................................................................................................2

Item 13.   Certain Relationships and Related Transactions........................................................................2

Item 14.   Principal Accountant Fees and Services................................................................................2



                                                                        PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................................2


                                     PART I

Item 1.    BUSINESS.

           Not applicable.

Item 2.    Properties.

           Not applicable.

Item 3.    Legal Proceedings.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

                                     PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

           The Series E (Class A) Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of Cede and Co., the nominee of The Depository Trust Company.

ITem 6.    Selected Financial Data.

           Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Not applicable.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

           Not applicable.

Item 8.    Financial Statements and Supplementary Data.

           Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

           None.

Item 9A.   Controls and Procedures.

           Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Not applicable.

Item 11.   Executive Compensation.

           Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

           None.

Item 14.   Principal Accountant Fees and Services.

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

           (b)        Reports on Form 8-K.

                      (1) Current Report on Form 8-K, filed on March 5, 2002, containing the Monthly
                                 Certificateholders' Statement for January 2002.

                      (2) Current Report on Form 8-K, filed on March 27, 2002, containing the Monthly
                                 Certificateholders' Statement for February
                                 2002.

                      (3) Current Report on Form 8-K, filed on April 23, 2002, containing the Monthly
                                 Certificateholders' Statement for March 2002.

                      (4) Current Report on Form 8-K, filed on June 3, 2002, containing the Monthly
                                 Certificateholders' Statement for April 2002.

                      (5) Current Report on Form 8-K, filed on July 1, 2002, containing the Monthly
                                 Certificateholders' Statement for May 2002.

                      (6) Current Report on Form 8-K, filed on July 19, 2002, containing the Monthly
                                 Certificateholders' Statement for June 2002.

                      (7) Current Report on Form 8-K, filed on August 30, 2002, containing the Monthly
                                 Certificateholders' Statement for July 2002.

                      (8) Current Report on Form 8-K, filed on October 22, 2002, containing the Monthly
                                 Certificateholders' Statement for August 2002.

                      (9) Current Report on Form 8-K, filed on October 22, 2002, containing the Monthly
                                 Certificateholders' Statement for September
                                 2002.

                      (10) Current Report on Form 8-K, filed on November 15, 2002, containing the Monthly
                                 Certificateholders' Statement for October 2002.

                      (11) Current Report on Form 8-K, filed on December 17, 2002, containing the Monthly
                                 Certificateholders' Statement for November
                                 2002.

                      (12) Current Report on Form 8-K, filed on January 16, 2003, containing the Monthly
                                 Certificateholders' Statement for December
                                 2002.

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

           (c)        Exhibits.

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------

99.1 Amended and Restated Annual Certificateholders' Statement for the fiscal year ended December 31, 2002

99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates

99.3       Annual Servicer's Officer's Certificate

99.4       Sarbanes-Oxley Act Section 302 Certification

99.5 Amended and Restated Monthly Certificateholders' Statement for January 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 5, 2002.

99.6 Amended and Restated Monthly Certificateholders' Statement for February 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 27, 2002.

99.7 Amended and Restated Monthly Certificateholders' Statement for March 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated April 23, 2002.

99.8 Amended and Restated Monthly Certificateholders' Statement for April 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated June 3, 2002.

99.9 Amended and Restated Monthly Certificateholders' Statement for May 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated July 1, 2002.

99.10 Amended and Restated Monthly Certificateholders' Statement for June 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated July 19, 2002.

99.11 Amended and Restated Monthly Certificateholders' Statement for July 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated August 30, 2002.

99.12 Amended and Restated Monthly Certificateholders' Statement for August 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated October 22, 2002.

99.13 Amended and Restated Monthly Certificateholders' Statement for September 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated October 22, 2002.

99.14 Amended and Restated Monthly Certificateholders' Statement for October 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated November 15, 2002.

99.15 Amended and Restated Monthly Certificateholders' Statement for November 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated December 17, 2002.

99.16 Amended and Restated Monthly Certificateholders' Statement for December 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 16, 2003.

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


Date: December 7, 2004

                                      GENERAL ELECTRIC CAPITAL
                                      CORPORATION, As Servicer for
                                      JCP Master Credit Card Trust
                                      On behalf of Star
                                      Receivables Funding, Inc.

                                      By: /s/ Iain J. Mackay
                                          ---------------------------------
                                          Iain J. Mackay
                                          Authorized Signatory

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

99.1 Amended and Restated Annual Certificateholders' Statement for the fiscal year ended December 31, 2002

99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates

99.3       Annual Servicer's Officer's Certificate

99.4       Sarbanes-Oxley Act Section 302 Certification

99.5 Amended and Restated Monthly Certificateholders' Statement for January 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 5, 2002.

99.6 Amended and Restated Monthly Certificateholders' Statement for February 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 27, 2002.

99.7 Amended and Restated Monthly Certificateholders' Statement for March 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated April 23, 2002.

99.8 Amended and Restated Monthly Certificateholders' Statement for April 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated June 3, 2002.

99.9 Amended and Restated Monthly Certificateholders' Statement for May 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated July 1, 2002.

99.10 Amended and Restated Monthly Certificateholders' Statement for June 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated July 19, 2002.

99.11 Amended and Restated Monthly Certificateholders' Statement for July 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated August 30, 2002.

99.12 Amended and Restated Monthly Certificateholders' Statement for August 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated October 22, 2002.

99.13 Amended and Restated Monthly Certificateholders' Statement for September 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated October 22, 2002.

99.14 Amended and Restated Monthly Certificateholders' Statement for October 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated November 15, 2002.

99.15 Amended and Restated Monthly Certificateholders' Statement for November 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated December 17, 2002.

99.16 Amended and Restated Monthly Certificateholders' Statement for December 2002, amending the Monthly Certificateholders' Statement filed on Form 8-K dated January 16, 2003.