Form 10-K
period 2003-12-31
STAR RECEIVABLES FUNDING INC
filed 2004-12-08
CIK 1103347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                         Star Receivables Funding, Inc.
                          2003 Form 10-K Annual Report


                                TABLE OF CONTENTS


                                                                                                                Page

                                     PART I

Item 1.     Business.............................................................................................1

Item 2.     Properties...........................................................................................1

Item 3.     Legal Proceedings....................................................................................1

Item 4.     Submission of Matters to a Vote of Security Holders..................................................1


                                                                PART II

Item 5.     Market for Registrant's Common Stock, Related Stockholder Matters and
            Issuer Purchases of Equity Securities................................................................1

Item 6.     Selected Financial Data..............................................................................1

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................1

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...........................................1

Item 8.     Financial Statements and Supplementary Data..........................................................1

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................1



                                                               PART III

Item 10.    Directors and Executive Officers of the Registrant...................................................2

Item 11.    Executive Compensation...............................................................................2

Item 13.    Certain Relationships and Related Transactions.......................................................2

Item 14.    Principal Accountant Fees and Services...............................................................2



                                                                PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................3



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

Item 3.       LEGAL PROCEEDINGS.
              -----------------

               None.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             ---------------------------------------------------

               None.

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
             ---------------------------------------------------------
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
             -------------------------------------------------

               The Series E (Class A) Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of Cede and Co., the nominee of The Depository Trust Company.

ITem 6.       SELECTED FINANCIAL DATA.
              -----------------------

               Not applicable.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ---------------------

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

Item 11.      EXECUTIVE COMPENSATION.
              ----------------------

                  Not applicable.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------
              AND RELATED STOCKHOLDER MATTERS.
              -------------------------------

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

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              ----------------------------------------------

               None.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.
              --------------------------------------

               Not applicable.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------


          (a)  The following documents are filed as part of this Form 10-K:

               (1)  Financial statements.

               Not applicable.

               (2)  Financial statement schedules.

               Not applicable.

               (3)  Exhibits.

               The Index of Exhibits is set forth under Item 15(c) below.

          (b)  Reports on Form 8-K.
               -------------------

               (1) Current Report on Form 8-K, filed on March 4, 2003, containing the Monthly Certificateholders' Statement for January 2003.

               (2) Current Report on Form 8-K, filed on March 13, 2003, containing the Monthly Certificateholders' Statement for February 2003.

                  In each of such filings, Monthly Certificateholders' Statements for Series E (Class A) were reported. Each such filing is amended by substituting the amended Monthly Certificateholders' Statement for the relevant month included in Exhibits 99.5 and 99.6 hereto.

          (c)  Exhibits.

     EXHIBIT
     NUMBER                          DESCRIPTION
     ------                          -----------

      99.1 Amended and Restated Annual Certificateholders' Statement for the ten months ended October 31, 2003

      99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates

      99.3     Annual Servicer's Officer's Certificate

      99.4     Sarbanes-Oxley Act Section 302 Certification

      99.5 Amended and Restated Monthly Certificateholders' Statement for January 2003, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 4, 2003.

      99.6 Amended and Restated Monthly Certificateholders' Statement for February 2003, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 13, 2003.

      99.7     Monthly Certificateholders' Statement for March 2003.

      99.8     Monthly Certificateholders' Statement for April 2003.

      99.9     Monthly Certificateholders' Statement for May 2003.

      99.10    Monthly Certificateholders' Statement for June 2003.

      99.11    Monthly Certificateholders' Statement for July 2003.

      99.12    Monthly Certificateholders' Statement for August 2003.

      99.13    Monthly Certificateholders' Statement for September 2003.

      99.14    Monthly Certificateholders' Statement for October 2003.

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

Date:     December 7, 2004

                                          GENERAL ELECTRIC CAPITAL CORPORATION,
                                          As Servicer for JCP Master Credit Card
                                          Trust On behalf of Star Receivables
                                          Funding, Inc.


                                          By: /s/ Iain J. Mackay
                                              ----------------------------------
                                              Iain J. Mackay
                                              Authorized Signatory

     EXHIBIT
     NUMBER                          DESCRIPTION
     ------                          -----------

      99.1 Amended and Restated Annual Certificateholders' Statement for the ten months ended October 31, 2003

      99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates

      99.3     Annual Servicer's Officer's Certificate

      99.4     Sarbanes-Oxley Act Section 302 Certification

      99.5 Amended and Restated Monthly Certificateholders' Statement for January 2003, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 4, 2003.

      99.6 Amended and Restated Monthly Certificateholders' Statement for February 2003, amending the Monthly Certificateholders' Statement filed on Form 8-K dated March 13, 2003.

      99.7     Monthly Certificateholders' Statement for March 2003.

      99.8     Monthly Certificateholders' Statement for April 2003.

      99.9     Monthly Certificateholders' Statement for May 2003.

      99.10    Monthly Certificateholders' Statement for June 2003.

      99.11    Monthly Certificateholders' Statement for July 2003.

      99.12    Monthly Certificateholders' Statement for August 2003.

      99.13    Monthly Certificateholders' Statement for September 2003.

      99.14    Monthly Certificateholders' Statement for October 2003.